Form 10KSB/A
period 2001-12-31
SHERWOOD CAPITAL I CORP
filed 2002-03-27
CIK 1138936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

                                                      Dated: March 27, 2002

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/  Greg Jones
   -------------------------------
          Greg Jones
          President and Director                       Dated: March 27, 2002


By:  /s/  Mark A. Robertson
   -------------------------------
          Mark A. Robertson
          Treasurer and Director                       Dated: March 27, 2002